Form 10-Q
period 1995-03-31
CABLEVISION INVESTMENT OF DETROIT INC
filed 1995-05-15
CIK 806003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended:

                                 MARCH 31, 1995

                                       OR

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ________ to ________.

                         Commission File Number 0-16767



                    CABLEVISION INVESTMENT OF DETROIT, INC.
             (Exact name of registrant as specified in its charter)


           MICHIGAN                                    38-2697922
- - - - - -------------------------------------------------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)

                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
- - - - - -------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:  (215) 665-1700

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes  X                                   No

                           --------------------------

As of March 31, 1995, there were 1,000,000 shares of Common Stock outstanding.

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995

                               TABLE OF CONTENTS




                                                                           Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Condensed Balance Sheet at March 31, 1995
                   and December 31, 1994 (Unaudited)..........................2

                   Condensed Statement of Operations and
                   Accumulated Deficit for the Three Months
                   Ended March 31, 1995 and 1994 (Unaudited)..................3

                   Condensed Statement of Cash Flows for the
                   Three Months Ended March 31, 1995 and 1994
                   (Unaudited)................................................4

                   Notes to Condensed Financial Statements
                   (Unaudited)............................................5 - 8

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations............................................9 - 11

PART II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K..........................11

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEET
                                  (Unaudited)

                                                                               (Dollars in thousands)
                                                                         March 31,                December 31,
                                                                           1995                      1994
                                                                        ----------                ------------
ASSETS

CURRENT ASSETS
    Cash..........................................................             $103                    $1,125
    Due from affiliate............................................            1,033
    Other assets..................................................                                          4
                                                                            -------                   -------
          Total Current Assets....................................            1,136                     1,129
                                                                            -------                   -------

INVESTMENT IN COMCAST CABLEVISION OF DETROIT......................            7,712                     8,534
                                                                            -------                   -------

DEFERRED CHARGES..................................................            7,839                     7,839
    Accumulated amortization......................................             (116)                      (18)
                                                                            -------                   -------
    Deferred charges, Net.........................................            7,723                     7,821
                                                                            -------                   -------
                                                                 .          $16,571                   $17,484
                                                                            =======                   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable .............................................               $8                       $12
                                                                            -------                   -------
          Total Current Liabilities...............................                8                        12
                                                                            -------                   -------

DEFERRED INCOME TAXES.............................................            7,656                     7,823
                                                                            -------                   -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value - authorized,
       4,000,000 shares; issued, 1,000,000 .......................               10                        10
    Additional capital............................................            9,253                     9,686
    Accumulated deficit...........................................             (356)                      (47)
                                                                            -------                   -------
          Total Stockholders' Equity..............................            8,907                     9,649
                                                                            -------                   -------
                                                                            $16,571                   $17,484
                                                                            =======                   =======



See notes to condensed financial statements.

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995
           CONDENSED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (Unaudited)

                                                                               (Dollars in thousands,
                                                                               except per share data)
                                                                            Three Months Ended March 31,
                                                                           1995                      1994
                                                                                                (Predecessor
                                                                                                Corporation)
INCOME
    Interest income.......................................                 $11                         $9
    Equity in net (loss) income of Comcast
       Cablevision of Detroit.............................                (389)                       174
                                                                     ---------                  ---------
                                                                          (378)                       183
                                                                     ---------                  ---------

EXPENSES
    Amortization..........................................                  98                        141
    Administrative........................................                                              4
                                                                     ---------                  ---------
                                                                            98                        145
                                                                     ---------                  ---------
(LOSS) INCOME BEFORE INCOME
    TAX BENEFIT ..........................................                (476)                        38
                                                                     ---------                  ---------

INCOME TAX BENEFIT........................................                (167)
                                                                     ---------                  ---------

NET (LOSS) INCOME.........................................                (309)                        38

ACCUMULATED DEFICIT
    Beginning of period...................................                 (47)                    (3,465)
                                                                     ---------                  ---------
    End of period.........................................               ($356)                   ($3,427)
                                                                     =========                  =========

NET (LOSS) INCOME PER SHARE...............................               ($.31)                      $.04
                                                                     =========                  =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING
    DURING THE PERIOD.....................................           1,000,000                  1,000,000
                                                                     =========                  =========



See notes to condensed financial statements.

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                (Dollars in thousands)
                                                                            Three Months Ended March 31,
                                                                           1995                      1994
                                                                        ----------                 -------
                                                                                                 (Predecessor
                                                                                                  Corporation)
OPERATING ACTIVITIES
     Net (loss) income .......................................           ($309)                       $38
        Noncash items included in net (loss) income:
           Equity in net loss (income) of Comcast
               Cablevision of Detroit.........................             389                       (174)
           Amortization.......................................              98                        141
           Deferred income tax benefit........................            (167)
                                                                        ------                     ------
                                                                            11                          5
        Decrease in other assets..............................               4
        Decrease in accounts payable..........................              (4)                        (2)
                                                                        ------                     ------
               Net cash provided by operating activities......              11                          3
                                                                        ------                     ------

INVESTING ACTIVITIES
     Net transactions with affiliates.........................          (1,033)                     1,000
                                                                        ------                     ------
               Net cash (used in) provided by investing
                   activities.................................          (1,033)                     1,000
                                                                        ------                     ------

(DECREASE) INCREASE IN CASH...................................          (1,022)                     1,003
     Cash, Beginning of Period................................           1,125                        119
                                                                        ------                     ------
CASH, End of Period...........................................            $103                     $1,122
                                                                        ======                     ======



See notes to condensed financial statements.

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   CONDENSED FINANCIAL STATEMENTS

     Organization
     Cablevision  Investment of Detroit,  Inc. (the  "Company"),  an approximate
     96.5% owned subsidiary of Maclean Hunter Cable TV, Inc. ("Cable TV"), a Michigan corporation, is a general partner which holds a 10% partnership interest in Comcast Cablevision of Detroit (formerly Barden Cablevision and referred to herein as the "Partnership"), a Michigan general partnership. The Partnership operates a cable communications system pursuant to a franchise  agreement  with  the city of  Detroit,  Michigan  (the  "City").
     Effective December 22, 1994 (see Note 2), Cable TV became an indirect majority owned subsidiary of Comcast Corporation ("Comcast"), a Pennsylvania corporation which is a publicly owned company.

     Basis of Presentation
     The condensed balance sheet at December 31, 1994 has been condensed from the audited balance sheet at that date. The condensed balance sheet at March 31, 1995 and the condensed statements of operations and accumulated deficit and of cash flows for the three months ended March 31, 1995 and 1994 have been prepared by the Company and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1995 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1995 are not necessarily indicative of operating results for the full year.

     Net (Loss) Income Per Share
     Net (loss) income per share is based on the weighted average number of common shares outstanding. The Company has no common share equivalents outstanding.

     Reclassifications
     Certain reclassifications have been made to the 1994 financial statements to conform with the classifications used in 1995.

2.   MACLEAN HUNTER ACQUISITION

     On March 31, 1994, Rogers Communications Inc. ("RCI") acquired substantially all of the outstanding shares of capital stock of Maclean Hunter Limited, which was formerly the parent of Maclean Hunter, Inc. ("MHI"). On December 22, 1994, pursuant to a share purchase agreement between Comcast and RCI, Comcast MH Holdings, Inc. ("MH Holdings") purchased all of the issued and outstanding shares of capital stock of MHI and, in conjunction with a separate agreement with the shareholders of Comcast Michigan Holdings, Inc. (formerly Barden Communications, Inc. and referred to herein as "CMH"), acquired all of the issued and outstanding shares of capital stock of CMH, for an aggregate purchase price of approximately $1.2 billion (subject to certain adjustments) in cash (the purchase of the shares of MHI is referred to herein as the "MHI Share Purchase" and, together with the purchase of the CMH shares, as the "Share Purchase"). MH Holdings is an indirect wholly owned subsidiary of Comcast MHCP Holdings, L.L.C. ("MHCP"), a Delaware limited liability corporation. MHCP is owned 55% by a wholly owned subsidiary of Comcast and 45% by the California Public Employees' Retirement System ("CalPERS"), and is managed by Comcast. The MHI Share Purchase resulted in a change

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

     of control of the Company because Cable TV, the Company's parent, became an indirect wholly owned subsidiary of MH Holdings. In addition, the Share Purchase resulted in a change of control of the Partnership because the partners became substantially indirect wholly owned subsidiaries of MH Holdings.

     As a result of the Share Purchase, a new cost basis was established for the purchased assets and liabilities. The financial position of the Company and the Partnership as of March 31, 1995 and December 31, 1994, and their results of operations for the three months ended March 31, 1995, reflect an allocation of the purchase price for the Share Purchase to the assets and liabilities of the Company and the Partnership based on relative estimated market values. Such allocation is preliminary pending, among other things, the final purchase price adjustment between Comcast and RCI. Financial information prior to the Share Purchase with respect to the Company and the Partnership has been presented herein as "Predecessor Corporation" and "Predecessor Partnership," respectively.

3.   INVESTMENT IN COMCAST CABLEVISION OF DETROIT

     The Company accounts for its investment in the Partnership under the equity method. The Company records its investment at cost and adjusts the recorded investment periodically to recognize the Company's proportionate share of the Partnership's net income or loss after the date of investment, as well as any additional contributions made and distributions received.

     The  following  is  summarized  financial  information  with respect to the
     Partnership:

       Condensed Financial Position
       (Dollars in thousands)

                                                                            March 31,      December 31,
                                                                              1995             1994
                                                                              ----             ----
       Current assets..................................................       $4,775           $4,576
       Property and equipment, Net.....................................       58,735           59,358
       Deferred charges, Net...........................................      240,073          245,195
                                                                            --------         --------
                                                                            $303,583         $309,129
                                                                            ========         ========

       Current liabilities.............................................      $61,381          $63,136
       Long-term liabilities...........................................      165,080          160,647
       Partners' capital...............................................       77,122           85,346
                                                                            --------         --------
                                                                            $303,583         $309,129
                                                                            ========         ========

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

       Condensed Statement of Operations
       (Dollars in thousands)

                                                                                          (Predecessor
                                                                                           Partnership)
                                                                                Three Months Ended
                                                                            March 31,       March 31,
                                                                              1995             1994
       Service income........................................                $16,590          $16,001
                                                                             -------          -------

       Operating, selling, general and
        administrative expenses..............................                 10,981           11,087

       Depreciation and amortization.........................                  6,534            2,493
                                                                             -------          -------
                                                                              17,515           13,580
                                                                             -------          -------

       Operating (loss) income ..............................                   (925)           2,421

       Interest expense......................................                  2,967              719
                                                                             -------          -------

       Net (loss) income for allocation to partners..........                ($3,892)          $1,702
                                                                             =======          =======

     Prior to the Share Purchase, the Company was allocated 10.2% of the Partnership's net income or loss. Contemporaneously with the Share
     Purchase, Detroit Cable TV, Inc. ("Detroit Cable"), a wholly owned subsidiary of Cable TV, exercised its option to acquire additional interests in the Partnership of 0.2% from the Company and 0.8% from CMH for consideration previously provided. Following the Share Purchase, Detroit Cable, CMH and the Company hold interests of 50%, 40% and 10%, respectively, in the Partnership. As a result of the Share Purchase, the Company's recorded investment balance was increased to 10% of the new basis of the Partnership's net assets.

     Related Party Transactions
     Effective December 22, 1994, management fees are charged to the Partnership pursuant to a management agreement between Comcast and MH Holdings (the "Management Agreement"). Under the terms of the Management Agreement, Comcast will supervise the management and operation of the Partnership for compensation equal to 4.5% of the Partnership's gross revenues, with payment of one-third of such fees being deferred by MH Holdings. In addition, the Management Agreement provides for the reimbursement and sharing of certain of Comcast's actual costs relating to the operations of MH Holdings, including the operations of the Partnership. For the three months ended March 31, 1995, the Partnership was charged $747,000 under the Management Agreement.

     Effective December 22, 1994, the Partnership is also charged by Comcast for certain operating expenses under a separate agreement between Comcast and MH Holdings (the "Cost Sharing Agreement"). These expenses are charged to MH Holdings, and ultimately the Partnership, by Comcast on the same basis that approximates what would have been charged if it purchased directly from the supplier, subject to certain adjustments and limitations. For the three months ended March 31, 1995, the amount charged to the Partnership under the Cost Sharing Agreement was $4.7 million.

     Through November 30, 1994, the Partnership paid to Cable Management of Detroit, a partnership formed by Cable TV and CMH, a monthly fee equal to 6% of the Partnership's gross revenues. Fees incurred for the three months ended March 31, 1994 totalled $960,000.

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONCLUDED
                                  (Unaudited)

     Through December 21, 1994, the Partnership purchased certain services jointly with an affiliate owned by Cable TV. Reimbursement to the affiliate for these services for the three months ended March 31, 1994 totalled $1.8 million.

     Commitments and Contingencies
     The Partnership is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position and results of operations of the Partnership.

     On March 30, 1994, the Federal  Communications  Commission  ("FCC"),  among other things, adopted interim regulations to govern cost-of-service showings by cable operators, establishing an industry-wide 11.25% after tax rate of return and a rebuttable presumption that acquisition costs above original historic book value of tangible assets should be excluded from the rate base; and reconsidered, among other matters, its regulations concerning rates for the addition of regulated services and the treatment of packages of "a la carte" channels. The Partnership is currently seeking to justify certain of its existing rates on the basis of cost-of-service showings at the City. Although management believes that the Partnership's rates are supportable in a cost of service proceeding, no assurance can be given that the Partnership will be successful. If the Partnership is not successful in such efforts, and there is no legislative, administrative or judicial relief, the FCC regulations may adversely affect the Partnership's results of operations.

4.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     In connection with the Share Purchase, MH Holdings entered into an $850.0 million credit agreement with certain lenders (the "Credit Agreement"). On December 22, 1994, the Partnership entered into a loan assumption agreement (the "Assumption Agreement") with MH Holdings whereby the Partnership, along with certain other subsidiaries of MH Holdings, would assume a portion of MH Holdings' obligations under the Credit Agreement. The Partnership's allocated portion of the total commitment under the Credit Agreement was $184.1 million, of which $154.9 million was outstanding as of December 31, 1994. During the three months ended March 31, 1995, additional borrowings were made under the Credit Agreement and the Partnership was allocated an additional $4.3 million pursuant to the Assumption Agreement. This resulted in a corresponding decrease in partners' capital. The Company has recorded a decrease in its investment in the Partnership for its proportionate share of this assumed liability of $433,000, with a corresponding decrease in additional capital. This transaction has been excluded from the Company's condensed statement of cash flows due to its noncash nature.

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization

Cablevision Investment of Detroit, Inc. (the "Company"), an approximate 96.5% owned subsidiary of Maclean Hunter Cable TV, Inc. ("Cable TV"), a Michigan corporation, is a general partner which holds a 10% partnership interest in Comcast Cablevision of Detroit (formerly Barden Cablevision and referred to herein as the "Partnership"), a Michigan general partnership. The Partnership operates a cable communications system (the "System") pursuant to a franchise agreement with the city of Detroit, Michigan (the "City"). Effective December 22, 1994, Cable TV became an indirect majority owned subsidiary of Comcast Corporation ("Comcast"), a Pennsylvania corporation which is a publicly owned company.

Maclean Hunter Acquisition

On March 31, 1994, Rogers Communications Inc. ("RCI") acquired substantially all of the outstanding shares of capital stock of Maclean Hunter Limited, which was formerly the parent of Maclean Hunter, Inc. ("MHI"). On December 22, 1994, pursuant to a share purchase agreement between Comcast and RCI, Comcast MH Holdings, Inc. ("MH Holdings") purchased all of the issued and outstanding shares of capital stock of MHI and, in conjunction with a separate agreement with the shareholders of Comcast Michigan Holdings, Inc. (formerly Barden Communications, Inc. and referred to herein as "CMH"), acquired all of the issued and outstanding shares of capital stock of CMH, for an aggregate purchase price of approximately $1.2 billion (subject to certain adjustments) in cash (the purchase of the shares of MHI is referred to herein as the "MHI Share Purchase" and, together with the purchase of the CMH shares, as the "Share Purchase"). MH Holdings is an indirect wholly owned subsidiary of Comcast MHCP Holdings, L.L.C. ("MHCP"), a Delaware limited liability corporation. MHCP is owned 55% by a wholly owned subsidiary of Comcast and 45% by the California Public Employees' Retirement System ("CalPERS"), and is managed by Comcast. The MHI Share Purchase resulted in a change of control of the Company because Cable TV, the Company's parent, became an indirect wholly owned subsidiary of MH Holdings. In addition, the Share Purchase resulted in a change of control of the Partnership because the partners became substantially indirect wholly owned subsidiaries of MH Holdings.

Contemporaneously with the Share Purchase, Detroit Cable TV, Inc. ("Detroit Cable"), a wholly owned subsidiary of Cable TV, exercised its option to acquire additional interests in the Partnership of 0.2% from the Company and 0.8% from CMH for consideration previously provided. Following the Share Purchase, Detroit Cable, CMH and the Company hold interests of 50%, 40% and 10%, respectively, in the Partnership.

Liquidity and Capital Resources

The Company currently does not have any significant capital requirements.

The Partnership's capital requirements, anticipated to be approximately $5.0 million in 1995, are principally for maintenance and upgrading of the system. The amount of such capital expenditures for years subsequent to 1995 will depend on numerous factors, many of which are beyond the Partnership's control. These factors include whether competition in the market necessitates a system rebuild or upgrade, whether the system has sufficient capacity to handle new product offerings, including the offering of cable telephony and telecommunications services, and whether and to what extent the Partnership will be able to recover its investment under Federal Communications Commission ("FCC") rate guidelines.

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995

The Company believes that the Partnership will be able to meet its current and long-term liquidity and capital requirements, including its fixed charges (interest expense), through its cash flows from operating activities and other sources of financing.

Results of Operations

As a result of the Share Purchase, a new cost basis was established for the purchased assets and liabilities. The financial position of the Company and the Partnership as of March 31, 1995 and December 31, 1994, and their results of operations for the three months ended March 31, 1995, reflect an allocation of the purchase price for the Share Purchase to the assets and liabilities of the Company and the Partnership based on relative estimated market values. Such allocation is preliminary pending, among other things, the final purchase price adjustment between Comcast and RCI.

Cablevision Investment of Detroit, Inc.

The Company accounts for its investment in the Partnership under the equity method. The Company records its investment at cost and adjusts the recorded investment periodically to recognize the Company's proportionate share of the Partnership's net income or loss after the date of investment, as well as any additional contributions made and distributions received.

The Company realized net (loss) income of ($309,000) and $38,000 for the three months ended March 31, 1995 and 1994, respectively. The results of operations include equity in net (loss) income of the Partnership of ($389,000) and $174,000, respectively, for those periods. The financial results of the Partnership are discussed below.

Comcast Cablevision of Detroit

The Partnership realized operating income before depreciation and amortization (commonly referred to in the Partnership's business as "operating cash flow") of $5.6 million and $4.9 million for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $700,000 or 14%. These changes are a result of the items discussed below. Operating cash flow is presented as a measure of the Partnership's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the telecommunications industry and the significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing companies in the industry. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Partnership's performance.

The Partnership realized service income of $16.6 million and $16.0 million for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $600,000 or 4%. Substantially all of the increase in service income is due to the effects of subscriber growth and additional product offerings.

Operating, selling, general and administrative expenses were $11.0 million and $11.1 million for the three months ended March 31, 1995 and 1994, respectively. Such expenses have remained consistent between periods primarily due to operating efficiencies realized as a result of the Share Purchase offset by cost increases predominantly associated with subscriber growth. It is anticipated that the Partnership's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

Depreciation and amortization expense was $6.5 million and $2.5 million for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $4.0 million. The increase is due primarily to the effects of establishing a new cost basis for the assets purchased in the Share Purchase.

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995

Interest expense was $3.0 million and $719,000 for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $2.3 million. The increase is principally due to the effects of debt of MH Holdings assumed by the Partnership.

Statement of Cash Flows

Cablevision Investment of Detroit, Inc.

Cash decreased $1.0 million at March 31, 1995 from December 31, 1994 and increased $1.0 million at March 31, 1994 from December 31, 1993. These changes in cash reflect the effects of net investing transactions with affiliates.

Cable Rate Regulation Developments

On March 30, 1994, the FCC, among other things, adopted interim regulations to govern cost-of-service showings by cable operators, establishing an industry-wide 11.25% after tax rate of return and a rebuttable presumption that acquisition costs above original historic book value of tangible assets should be excluded from the rate base; and reconsidered, among other matters, its regulations concerning rates for the addition of regulated services and the treatment of packages of "a la carte" channels. The Partnership is currently seeking to justify certain of its existing rates on the basis of cost-of-service showings at the City. Although management believes that the Partnership's rates are supportable in a cost of service proceeding, no assurance can be given that the Partnership will be successful. If the Partnership is not successful in such efforts, and there is no legislative, administrative or judicial relief, the FCC regulations may adversely affect the Partnership's results of operations.

PART II. OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         27     Financial Data Schedule.

     (b) Reports on Form 8-K

          The Company filed a Current Report on Form 8-K on January 6, 1995.

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995

                                   SIGNATURE

         Pursuant to the Requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CABLEVISION INVESTMENT OF DETROIT, INC.
                                   --------------------------------------------








                                   /s/ LAWRENCE S. SMITH
                                   --------------------------------------------
                                   Lawrence S. Smith
                                   Senior Vice President
                                   Accounting and Administration
                                   (Chief Accounting Officer)



Date: May 15, 1995