Form 10-Q
period 1995-06-30
CABLEVISION INVESTMENT OF DETROIT INC
filed 1995-08-14
CIK 806003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended:

                                 JUNE 30, 1995

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

         Yes  _X_                                           No ___


As of June 30, 1995, there were 1,000,000 shares of Common Stock outstanding.

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995

                               TABLE OF CONTENTS




                                                                           Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

         Item 1.       Financial Statements

                       Condensed Balance Sheet at June 30, 1995
                       and December 31, 1994 (Unaudited)......................2

                       Condensed Statement of Operations and
                       Accumulated Deficit for the Six and Three Months
                       Ended June 30, 1995 and 1994 (Unaudited)...............3

                       Condensed Statement of Cash Flows for the
                       Six Months Ended June 30, 1995 and 1994
                       (Unaudited)............................................4

                       Notes to Condensed Financial Statements
                       (Unaudited)........................................5 - 8

         Item 2.       Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations........................................9 - 11

PART II. OTHER INFORMATION

         Item 6.       Exhibits and Reports on Form 8-K......................11

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEET
                                  (Unaudited)

                                                (Dollars in thousands)
                                                 June 30,   December 31,
                                                   1995        1994
ASSETS

CURRENT ASSETS
    Cash .....................................   $    105    $  1,125
    Due from affiliate .......................      1,044
    Other assets .............................                      4
                                                 --------    --------

          Total current assets ...............      1,149       1,129
                                                 --------    --------

INVESTMENT IN COMCAST CABLEVISION OF DETROIT .      7,348       8,534
                                                 --------    --------

DEFERRED CHARGES .............................      7,839       7,839
    Accumulated amortization .................       (214)        (18)
                                                 --------    --------
    Deferred charges, net ....................      7,625       7,821
                                                 --------    --------

                                                 $ 16,122    $ 17,484
                                                 ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable .........................   $      8    $     12
                                                 --------    --------
          Total current liabilities ..........          8          12
                                                 --------    --------

DEFERRED INCOME TAXES ........................      7,499       7,823
                                                 --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value - authorized,
       4,000,000 shares; issued, 1,000,000 ...         10          10
    Additional capital .......................      9,253       9,686
    Accumulated deficit ......................       (648)        (47)
                                                 --------    --------
          Total stockholders' equity .........      8,615       9,649
                                                 --------    --------
                                                 $ 16,122    $ 17,484
                                                 ========    ========



See notes to condensed financial statements.

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995
           CONDENSED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (Unaudited)

                                                                        (Amounts in thousands, except per share data)
                                                                       Six Months Ended            Three Months Ended
                                                                           June 30,                     June 30,
                                                                       1995         1994          1995          1994
                                                                                (Predecessor                (Predecessor
                                                                                Corporation)                Corporation)
INCOME
   Interest income..............................................         $33          $18           $22           $9
   Equity in net (loss) income of Comcast
        Cablevision of Detroit..................................        (753)         486          (364)         312
                                                                     -------      -------       -------      -------
                                                                        (720)         504          (342)         321
                                                                     -------      -------       -------      -------

EXPENSES
    Amortization................................................         196          282            98          141
    Administrative..............................................           9           18             9           14
                                                                     -------      -------       -------      -------
                                                                         205          300           107          155
                                                                     -------      -------       -------      -------

(LOSS) INCOME BEFORE INCOME
   TAX BENEFIT..................................................        (925)         204          (449)         166
                                                                     -------      -------       -------      -------

INCOME TAX BENEFIT..............................................        (324)                      (157)
                                                                     -------      -------       -------      -------

NET (LOSS) INCOME...............................................        (601)         204          (292)         166

ACCUMULATED DEFICIT
    Beginning of period.........................................         (47)      (3,465)         (356)      (3,427)
                                                                     -------      -------       -------      -------
    End of period...............................................       ($648)     ($3,261)        ($648)     ($3,261)
                                                                     =======      =======       =======      =======

NET (LOSS) INCOME PER SHARE.....................................       ($.60)        $.20         ($.29)        $.16
                                                                     =======      =======       =======      =======

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING DURING THE PERIOD........................       1,000        1,000         1,000        1,000
                                                                     =======      =======       =======      =======


See notes to condensed financial statements.

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                  (Dollars in thousands)
                                                                 Six Months Ended June 30,
                                                                    1995         1994
                                                                             (Predecessor
                                                                             Corporation)
OPERATING ACTIVITIES
     Net (loss) income .......................................   ($  601)       $   204
        Noncash items included in net (loss) income:
           Equity in net loss (income) of Comcast
               Cablevision of Detroit ........................       753           (486)
           Amortization ......................................       196            282
           Deferred income tax benefit .......................      (324)
                                                                  ------         ------
                                                                      24

        Decrease (increase) in other assets ..................         4             (3)
        (Decrease) increase in accounts payable ..............        (4)             6
                                                                  ------         ------

               Net cash provided by operating activities.....         24              3
                                                                  ------         ------

INVESTING ACTIVITIES
     Net transactions with affiliates .......................     (1,044)         1,000
     Purchase of short-term investment ......................                    (1,000)
                                                                  ------         ------

               Net cash used in investing activities ........     (1,044)
                                                                  ------         ------

(DECREASE) INCREASE IN CASH .................................     (1,020)             3
     Cash, Beginning of Period ..............................      1,125            119
                                                                  ------         ------

CASH, End of Period ........................................     $   105        $   122
                                                                 =======        =======



See notes to condensed financial statements.

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

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

     Basis of Presentation
     The condensed balance sheet at December 31, 1994 has been condensed from the audited balance sheet at that date. The condensed balance sheet at June 30, 1995, the condensed statement of operations and accumulated deficit for the six and three months ended June 30, 1995 and 1994 and the condensed statement of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by the Company and have not been audited by the Company's Independent Auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1995 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended June 30, 1995 are not necessarily indicative of operating results for the full year.

     Net (Loss) Income Per Share
     Net (loss) income per share is based on the weighted average number of common shares outstanding. The Company has no common share equivalents outstanding.

     Reclassifications
     Certain reclassifications have been made to the 1994 financial statements to conform with the classifications used in 1995.

2.   MACLEAN HUNTER ACQUISITION

     On March 31, 1994, Rogers Communications Inc. ("RCI") acquired substantially all of the outstanding shares of capital stock of Maclean Hunter Limited, which was formerly the parent of Maclean Hunter, Inc. ("MHI"). On December 22, 1994, pursuant to a share purchase agreement between Comcast and RCI, Comcast MH Holdings, Inc. ("MH Holdings") purchased all of the issued and outstanding shares of capital stock of MHI and, in conjunction with a separate agreement with the shareholders of Comcast Michigan Holdings, Inc. (formerly Barden Communications, Inc. and referred to herein as "CMH"), acquired all of the issued and outstanding shares of capital stock of CMH, for an aggregate purchase price of approximately $1.2 billion (subject to certain adjustments) in cash (the purchase of the shares of MHI is referred to herein as the "MHI Share Purchase" and, together with the purchase of the CMH shares, as the "Share Purchase"). MH Holdings is an indirect wholly owned subsidiary of Comcast MHCP Holdings, L.L.C. ("MHCP"), a Delaware limited liability corporation. MHCP is owned 55% by a wholly owned subsidiary of Comcast and 45% by the California Public Employees' Retirement System ("CalPERS"), and is managed by Comcast. The MHI Share Purchase resulted in a change

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

     of control of the Company because Cable TV, the Company's parent, became an indirect wholly owned subsidiary of MH Holdings. In addition, the Share Purchase resulted in a change of control of the Partnership because the partners became substantially indirect wholly owned subsidiaries of MH Holdings.

     As a result of the Share Purchase, a new cost basis was established for the purchased assets and liabilities. The financial position of the Company and the Partnership as of June 30, 1995 and December 31, 1994, and their results of operations for the six and three months ended June 30, 1995, reflect an allocation of the purchase price for the Share Purchase to the assets and liabilities of the Company and the Partnership based on relative estimated market values. Such allocation is preliminary pending, among other things, the final purchase price adjustment between Comcast and RCI. Financial information prior to the Share Purchase with respect to the Company and the Partnership has been presented herein as "Predecessor Corporation" and "Predecessor Partnership," respectively.

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

     The  following  is  summarized  financial  information  with respect to the
     Partnership:

       Condensed Financial Position
       (Dollars in thousands)
                                                    June 30,       December 31,
                                                      1995             1994

       Current assets..............................    $4,199           $4,576
       Property and equipment, net.................    58,597           59,358
       Deferred charges, net.......................   234,971          245,195
                                                     --------         --------
                                                     $297,767         $309,129
                                                     ========         ========

       Current liabilities.........................   $59,678          $63,136
       Long-term liabilities.......................   164,602          160,647
       Partners' capital...........................    73,487           85,346
                                                     --------         --------
                                                     $297,767         $309,129
                                                     ========         ========

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

     Condensed Statement of Operations
     (Dollars in thousands)

                                                                               (Predecessor              (Predecessor
                                                                               Partnership)              Partnership)
                                                                      Six Months Ended           Three Months Ended
                                                                           June 30,                   June 30,
                                                                      1995         1994          1995          1994
       Service income.........................................       $33,520      $33,083       $16,930      $17,082
                                                                     -------      -------       -------      -------
       Operating, selling, general and
        administrative expenses...............................        21,837       21,925        10,856       10,838
       Depreciation and amortization..........................        13,081        4,971         6,547        2,478
                                                                     -------      -------       -------      -------
                                                                      34,918       26,896        17,403       13,316
                                                                     -------      -------       -------      -------
       Operating (loss) income ...............................        (1,398)       6,187          (473)       3,766
       Interest expense.......................................         6,129        1,422         3,162          703
                                                                     -------      -------       -------      -------
       Net (loss) income for allocation to partners...........       ($7,527)      $4,765       ($3,635)      $3,063
                                                                     =======       ======       =======       ======


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

     Related Party Transactions
     Effective December 22, 1994, management fees are charged to the Partnership pursuant to a management agreement between Comcast and MH Holdings (the "Management Agreement"). Under the terms of the Management Agreement, Comcast will supervise the management and operation of the Partnership for compensation equal to 4.5% of the Partnership's gross revenues, with payment of one-third of such fees being deferred by MH Holdings. In addition, the Management Agreement provides for the reimbursement and sharing of certain of Comcast's actual costs relating to the operations of MH Holdings, including the operations of the Partnership. For the six and three months ended June 30, 1995, the Partnership was charged $1.5 million and $762,000, respectively, under the Management Agreement.

     Effective December 22, 1994, the Partnership is also charged by Comcast for certain operating expenses under a separate agreement between Comcast and MH Holdings (the "Cost Sharing Agreement"). These expenses are charged to MH Holdings, and ultimately the Partnership, by Comcast on the same basis that approximates what would have been charged if it purchased directly from the supplier, subject to certain adjustments and limitations. For the six and three months ended June 30, 1995, the amount charged to the Partnership under the Cost Sharing Agreement was $9.7 million and $5.0 million, respectively.

     Through November 30, 1994, the Partnership paid to Cable Management of Detroit, a partnership formed by Cable TV and CMH, a monthly fee equal to 6% of the Partnership's gross revenues. Fees incurred for the six and three months ended June 30, 1994 totalled $2.0 million and $1.0 million, respectively.

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONCLUDED
                                  (Unaudited)

     Through December 21, 1994, the Partnership purchased certain services jointly with an affiliate owned by Cable TV. Reimbursement to the affiliate for these services for the six and three months ended June 30, 1994 totalled $3.6 million and $1.8 million, respectively.

     For the six and three months ended June 30, 1995 and 1994, interest expense of $6.1 million and $3.2 million, respectively, represents interest on the Partnership's assumed portion of the outstanding borrowings of MH Holdings under the Assumption Agreement (see Note 4).

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

4.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     In connection with the Share Purchase, MH Holdings entered into an $850.0 million credit agreement with certain lenders (the "Credit Agreement"). On December 22, 1994, the Partnership entered into a loan assumption agreement (the "Assumption Agreement") with MH Holdings whereby the Partnership, along with certain other subsidiaries of MH Holdings, would assume a portion of MH Holdings' obligations under the Credit Agreement. The Partnership's allocated portion of the total commitment under the Credit Agreement was $184.1 million, of which $154.9 million was outstanding as of December 31, 1994. During the six months ended June 30, 1995, additional borrowings were made under the Credit Agreement and the Partnership was allocated an additional $4.3 million pursuant to the Assumption Agreement, with a corresponding decrease in partners' capital. The Company has recorded a decrease in its investment in the Partnership for its proportionate share of this assumed liability of $433,000, with a corresponding decrease in additional capital. This transaction has been excluded from the Company's condensed statement of cash flows due to its noncash nature.

5.   RELATED PARTY TRANSACTIONS

     As of June 30, 1995, the due from affiliate balance includes interest bearing amounts due from MH Holdings of approximately $1.0 million.

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995

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

The Partnership's capital requirements, anticipated to be approximately $3.0 million during the remainder of 1995, are principally for maintenance and upgrading of the system. The amount of such capital expenditures for years subsequent to 1995 will depend on numerous factors, many of which are beyond the Partnership's control. These factors include whether competition in the market necessitates a system rebuild or upgrade, whether the system has sufficient capacity to handle new product offerings, including the offering of cable telephony and telecommunications services, and whether and to what extent the Partnership will be able to recover its investment under Federal Communications Commission ("FCC") rate guidelines.

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995

The Company believes that the Partnership will be able to meet its current and long-term liquidity and capital requirements, including its fixed charges (interest expense), through its cash flows from operating activities and other sources of financing.

Results of Operations

As a result of the Share Purchase, a new cost basis was established for the purchased assets and liabilities. The financial position of the Company and the Partnership as of June 30, 1995 and December 31, 1994, and their results of operations for the six and three months ended June 30, 1995, reflect an allocation of the purchase price for the Share Purchase to the assets and liabilities of the Company and the Partnership based on relative estimated market values. Such allocation is preliminary pending, among other things, the final purchase price adjustment between Comcast and RCI.

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

The Company realized net (loss) income of ($601,000), $204,000, ($292,000) and $166,000 for the six and three months ended June 30, 1995 and 1994, respectively. The results of operations include equity in net (loss) income of the Partnership of ($753,000), $486,000, ($364,000) and $312,000, respectively, for those periods. The financial results of the Partnership are discussed below.

Comcast Cablevision of Detroit

The Partnership realized operating income before depreciation and amortization (commonly referred to in the Partnership's business as "operating cash flow") of $11.7 million, $11.2 million, $6.1 million and $6.2 million for the six and three months ended June 30, 1995 and 1994, respectively, representing an increase of $500,000 or 4% and a decrease of $100,000 or 2% from 1994 to the same periods in 1995. These changes are a result of the items discussed below. Operating cash flow is presented as a measure of the Partnership's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the telecommunications industry and the significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for comparing companies in the industry. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Partnership's performance.

The Partnership realized service income of $33.5 million, $33.1 million, $16.9 million and $17.1 million for the six and three months ended June 30, 1995 and 1994, respectively, representing an increase of $400,000 or 1% and a decrease of $200,000 or 1% from 1994 to the same periods in 1995. The fluctuations in service income are principally due to changes in subscribers and additional product offerings.

Operating, selling, general and administrative expenses were $21.8 million, $21.9 million, $10.9 million and $10.8 million for the six and three months ended June 30, 1995 and 1994, respectively. Such expenses have remained consistent between periods primarily due to operating efficiencies realized as a result of the Share Purchase, offset by cost increases predominantly associated with subscriber growth. It is anticipated that the Partnership's cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995

Depreciation and amortization expense was $13.1 million, $5.0 million, $6.5 million and $2.5 million for the six and three months ended June 30, 1995 and 1994, respectively, representing increases of $8.1 million and $4.0 million from 1994 to the same periods in 1995. The increases are primarily due to the effects of establishing a new cost basis for the assets purchased in the Share Purchase.

Interest expense was $6.1 million, $1.4 million, $3.2 million and $703,000 for the six and three months ended June 30, 1995 and 1994, respectively, representing increases of $4.7 million and $2.5 million from 1994 to the same periods in 1995. The increases are principally due to the effects of debt assumed by the Partnership.

Statement of Cash Flows

Cablevision Investment of Detroit, Inc.

Cash decreased $1.0 million at June 30, 1995 from December 31, 1994 due to the effects of net investing transactions with affiliates.

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

PART II. OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

         27       Financial Data Schedule.

     (b) Reports on Form 8-K - None

                    CABLEVISION INVESTMENT OF DETROIT, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995

                                   SIGNATURE

     Pursuant to the Requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CABLEVISION INVESTMENT OF DETROIT, INC.



                               /s/ LAWRENCE S. SMITH
                               ------------------------------------
                                   Lawrence S. Smith
                                   Senior Vice President
                                   Accounting and Administration
                                   (Chief Accounting Officer)



Date: August 11, 1995